Form 10-Q
period 2016-06-30
Lepora Holdings, Inc.
filed 2016-08-22
CIK 1662645

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED: June 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000 – 55562

LEPORA HOLDINGS, INC.

(Name of small business issuer in its charter)

Delaware	81-0986887
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Suite 1104 Crawford House, 70 Queen’s Road
Central, Hong Kong
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code: 852-2150-5755

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   YES ☒ NO ☐

As of August 22, 2016, there were 5,500,000 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.

LEPORA HOLDINGS, INC.

Form 10-Q

For the Quarter Ended June 30, 2016

Part 1- Financial Information

Item 1. Financial Statements.

LEPORA HOLDINGS, INC.

(Formerly Event Hill Acquisition Corporation)

Condensed Balance Sheets

	June 30,	December 31,
	2016	2015
ASSETS	(Unaudited)

Current Assets
Cash and cash equivalents	$-	$-
Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accrued liabilities	$3,250	$1,000
Total Current Liabilities	3,250	1,000

Total Liabilities	3,250	1,000

Commitments and Contingencies (Note 5)

Stockholders' Deficit
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding at June 30, 2016 and December 31, 2015, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 5,500,000 shares and 20,000,000 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	550	2,000
Discount on common stock	(550)	(2,000)
Additional paid-in capital	1,919	312
Accumulated deficit	(5,169)	(1,312)
Total Stockholders' Deficit	(3,250)	(1,000)

Total Liabilities and Stockholders' Deficit	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEPORA HOLDINGS, INC.

(Formerly Event Hill Acquisition Corporation)

Condensed Statements of Operations

	For the Three Months Ended June 30, 2016	For the Six Months Ended June 30, 2016
	(Unaudited)	(Unaudited)

Revenue	$-	$-

Cost of Revenue	-	-

Gross Profit	-	-

Operating Expenses
General and administrative expenses	3,207	3,857
Total Operating Expenses	3,207	3,857

Operating Loss	(3,207)	(3,857)

Other Income (Expenses)	-	-

Loss From Operations Before Income Tax	(3,207)	(3,857)

Provision For Income Tax	-	-

Net Loss	$(3,207)	(3,857)

Basic and Diluted Net Loss Per Share	$(0.00)	(0.00)

Weighted Average Number of Shares Outstanding	14,368,132	17,184,066

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEPORA HOLDINGS, INC.

(Formerly Event Hill Acquisition Corporation)

Condensed Statement of Cash Flows

For the Six Months Ended June 30, 2016
(Unaudited)
Cash Flows from Operating Activities
Net loss	$(3,857)
Adjustment to reconcile net loss to net cash used in operating activities:
Expenses paid by stockholder contributed as capital	1,607
Changes in operating assets and liabilities
Increase in accrued liabilities	2,250
Net Cash Used in Operating Activities	-

Net Increase in Cash and Cash Equivalents	-

Cash and Cash Equivalents, Beginning of the Period	-

Cash and Cash Equivalents, End of the Period	$-

Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes	$-
Cash paid for interest	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEPORA HOLDINGS, INC.

(Formerly Event Hill Acquisition Corporation)

Notes to Unaudited Condensed Financial Statements

June 30, 2016

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

NATURE OF OPERATIONS

Lepora Holdings, Inc. (formerly Event Hill Acquisition Corporation) (the "Company") was incorporated on December 11, 2015 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company registered its common stock on a Form 10 registration statement filed pursuant to the Securities and Exchange Act of 1934 (the “Exchange Act) and Rule 12 (g) thereof on January 7, 2016, by which it became a public reporting company. The Company has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

On December 11, 2015, the Company issued to the founders 20,000,000 shares of its common stock at par value of $0.0001 per share to two officers and directors at a discount of $2,000. On May 27, 2016, the Company issued 5,000,000 new shares of its common stock pursuant to Section 4(2) of the Securities Act of 1933 at the par value of $0.0001 and redeemed 19,500,000 shares of the then outstanding 20,000,000 shares issued to the founders, thereby, effectuated a change in control of the Company. The new majority shareholders elected new management of the Company. The Company may develop its business plan by future acquisitions or mergers but no agreements have been reached regarding any acquisitions or other business combinations. If the Company makes any acquisitions, mergers or other business combinations, the Company will file a Form 8-K but until such time the Company remains a shell company.

Since the change in control, the Company intends to develop the China and Asian markets for the sale of products which are designed to improve air, water, health and the home environment. The products include ParadisePURE water filtration systems which reduce pollutants produced by industry, agriculture and nature including chlorine, chloroform, herbicides, pesticides, lead, silver, arsenic, chromium and mercury and over 50 volatile organic compounds. ParadisePURE water filters also remove unpleasant odors and cloudiness and makes water better tasting while retaining naturally occurring beneficial minerals essential for good health. Other products include the ParadisePAD "health pad" which is intended to provide beneficial and enjoyable home therapy and comfort through the application of infrared waves, soothing heat, and hot micro-stone therapy.

The Company believes that the demand for these products will be strong in the target markets in Asia where much of the water is polluted and air pollution commonly reaches dangerous levels and consumers are becoming increasingly health conscious.

LEPORA HOLDINGS, INC.

(Formerly Event Hill Acquisition Corporation)

Notes to Unaudited Condensed Financial Statements

June 30, 2016

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

Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") were omitted pursuant to such rules and regulations. The results for the six months ended June 30, 2016, are not necessarily indicative of the results to be expected for the year ending December 31, 2016.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

The following summary of significant accounting policies of the Company is presented to assist in the understanding of the Company’s financial statements. The financial statements and notes are the representation of the Company’s management who is responsible for their integrity and objectivity. The financial statements of the Company conform to accounting principles generally accepted in the United States of America (U.S. GAAP).

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

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of June 30, 2016 and December 31, 2015, respectively.

LEPORA HOLDINGS, INC.

(Formerly Event Hill Acquisition Corporation)

Notes to Unaudited Condensed Financial Statements

June 30, 2016

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of June 30, 2016.

INCOME TAXES

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2016 there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of June 30, 2016, there are no outstanding dilutive securities.

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

LEPORA HOLDINGS, INC.

(Formerly Event Hill Acquisition Corporation)

Notes to Unaudited Condensed Financial Statements

June 30, 2016

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

The Company’s financial instruments consist principally of accrued liabilities payable to a related party. Pursuant to ASC 820 and ASC 825, “Financial Instruments”, the fair value of our accrued liabilities to a related party is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) No. 2015-01 Income Statement Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. The objective of this Update is to simplify the income statement presentation requirements in Subtopic 225-20 by eliminating the concept of extraordinary items. Extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. Eliminating the extraordinary classification simplifies income statement presentation by altogether removing the concept of extraordinary items from consideration. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2014-220 Income Statement Extraordinary Items (Subtopic 225-20), which has been deleted. Effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, a reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The effective date is the same for both public business entities and all other entities. Management is in the process of assessing the impact of this ASU on the Company's financial statements.

On April 30, 2015, FASB issued ASU No. 2015-06 Earnings Per Share (Topic 260): Effects on Historical Earnings per Units of Master Limited Partnership Dropdown Transactions. Under Topic 260, Earnings Per Share, master limited partnerships (MLPs) apply the two-class method to calculate earnings per unit (EPU) because the general partner, limited

LEPORA HOLDINGS, INC.

(Formerly Event Hill Acquisition Corporation)

Notes to Unaudited Condensed Financial Statements

June 30, 2016

partners, and incentive distribution rights holders each participate differently in the distribution of available cash. When a general partner transfers (or "drops down") net assets to a master limited partnership and that transaction is accounted for as a transaction between entities under common control, the statements of operations of the master limited partnership are adjusted retrospectively to reflect the dropdown transaction as if it occurred on the earliest date during which the entities were under common control. The amendments in this Update specify that for purposes of calculating historical EPU under the two-class method, the earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner interest, and previously reported EPU of the limited partners would not change as a result of a dropdown transaction. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs also are required.

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

On June 12, 2015, FASB issued ASU No. 2015-10-Technical Corrections and Improvements. The amendments in this Update cover a wide range of Topics in the Codification. The amendments in this Update represent changes to make minor corrections or minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2014-240-Technical Corrections and Improvements, which has been deleted. Transition guidance varies based on the amendments in this Update. The amendments in this Update that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon the issuance of this Update. Management is in the process of assessing the impact of this ASU on the Company's financial statements.

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

LEPORA HOLDINGS, INC.

(Formerly Event Hill Acquisition Corporation)

Notes to Unaudited Condensed Financial Statements

June 30, 2016

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

NOTE 3 – GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating loss of $3,207 and $3,857 for the three months and six months ended June 30, 2016. The Company had a working capital deficit of $3,250 and an accumulated deficit of $5,169 as of June 30, 2016. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its stockholders or debt financing or sale of its stock, as may be required.

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

In order to maintain its current level of operations, the Company will require additional working capital from either cash flow from operations or from the sale of its equity. However, the Company currently has no commitments from any third parties for the purchase of its equity. If the Company is unable to acquire additional working capital, it will be required to significantly change its business plans.

NOTE 4 – ACCRUED LIABILITIES

The Company has accrued professional fee of $2,500 and filing fees of $750 as of June 30, 2016. At December 31, 2015, the Company had accrued professional fees of $1,000.

LEPORA HOLDINGS, INC.

(Formerly Event Hill Acquisition Corporation)

Notes to Unaudited Condensed Financial Statements

June 30, 2016

NOTE 5 – COMMITMENTS AND CONTINGENCIES

LEGAL COSTS AND CONTINGENCIES

In the normal course of business, the Company incurs costs to hire and retain external legal counsel to advise it on regulatory, litigation and other matters. The Company expenses these costs as the related services are received.

If a loss is considered probable and the amount can be reasonable estimated, the Company recognizes an expense for the estimated loss. If the Company has the potential to recover a portion of the estimated loss from a third party, the Company makes a separate assessment of recoverability and reduces the estimated loss if recovery is also deemed probable.

NOTE 6 – STOCKHOLDERS' DEFICIT

The Company’s capitalization at June 30, 2016 was 100,000,000 authorized common shares with a par value of $0.0001 per share, and 20,000,000 authorized preferred shares with a par value of $0.0001 per share.

COMMON STOCK

On December 11, 2015, the Company issued 20,000,000 founders common stock at the par value of $0.0001 per share to two directors and officers at a discount of $2,000.

On May 26, 2016, the Company effected a change in control and redeemed 19,500,000 shares of its then outstanding 20,000,000 shares of common stock upon the resignation of the two directors.

On May 27, 2016, the Company issued 5,000,000 shares of common stock at the par value, at a discount of $500 pursuant to Section 4 (2) of the Securities Act of 1933 of which, 4,980,000 shares of common stock were issued to an entity controlled by the two officers and directors of the Company, and the remaining 20,000 shares of common stock equally shared by the same two officers and directors.

PREFERRED STOCK

No shares of preferred stock are issued and outstanding at June 30, 2016.

LEPORA HOLDINGS, INC.

(Formerly Event Hill Acquisition Corporation)

Notes to Unaudited Condensed Financial Statements

June 30, 2016

NOTE 7 – SUBSEQUENT EVENT

Management has evaluated subsequent events through August 22, 2016, the date which the financial statements were available to be issued. All subsequent events requiring recognition as of June 30, 2016 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, "Subsequent Events."

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All references to “we”, “our,” “us” and “Company” in this Item 2 refer to Lepora Holdings, Inc. (“Lepora”).

The discussion in this section contains forward-looking statements. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “would” or “will” or the negative of these terms or other comparable terminology, but their absence does not mean that a statement is not forward-looking. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, which could cause our actual results to differ from those projected in any forward-looking statements we make. Several risks and uncertainties we face are discussed in more detail under “Risk Factors” in the 2015 Annual Report filed with the Securities and Exchange Commission on July 18, 2016. You should, however, understand that it is not possible to predict or identify all risks and uncertainties and you should not consider the risks and uncertainties identified by us to be a complete set of all potential risks or uncertainties that could materially affect us. You should not place undue reliance on the forward-looking statements we make herein because some or all of them may turn out to be wrong. We undertake no obligation to update any of the forward-looking statements contained herein to reflect future events and developments, except as required by law. The following discussion and analysis of our financial condition and results of operations should be read together with the audited financial statements and accompanying notes and the other financial information appearing in the 2015 Annual Report filed with the Securities and Exchange Commission on July 18, 2016 and elsewhere in this report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

Lepora Holdings, Inc. (formerly Event Hill Acquisition Corporation) (the "Company") was incorporated on December 11, 2015 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company registered its common stock on a Form 10 registration statement filed pursuant to the Securities and Exchange Act of 1934 (the “Exchange Act) and Rule 12 (g) thereof on January 7, 2016, by which it became a public reporting company. The Company has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

On December 11, 2015, the Company issued to the founders 20,000,000 shares of its common stock at par value of $0.0001 per share to two officers and directors at a discount of $2,000. On May 27, 2016, the Company issued 5,000,000 new shares of its common stock pursuant to Section 4(2) of the Securities Act of 1933 at the par value of $0.0001 and redeemed 19,500,000 shares of the then outstanding 20,000,000 shares issued to the founders, thereby, effected a change in control of the Company. The new majority shareholders elected new management of the Company. The Company may develop its business plan by future acquisitions or mergers but no agreements have been reached regarding any acquisitions or other business combinations. If the Company makes any acquisitions, mergers or other business combinations, the Company will file a Form 8-K but until such time the Company remains a shell company.

Since the change in control, the Company intends to develop the China and Asian markets for the sale of products which are designed to improve air, water, health and the home environment. The products include ParadisePURE water filtration systems which reduce pollutants produced by industry, agriculture and nature including chlorine, chloroform, herbicides, pesticides, lead, silver, arsenic, chromium and mercury and over 50 volatile organic compounds. ParadisePURE water filters also remove unpleasant odors and cloudiness and makes water better tasting while retaining naturally occurring beneficial minerals essential for good health. Other products include the ParadisePAD "health pad" which is intended to provide beneficial and enjoyable home therapy and comfort through the application of infrared waves, soothing heat, and hot micro-stone therapy.

The Company believes that the demand for these products will be strong in the target markets in Asia where much of the water is polluted and air pollution commonly reaches dangerous levels and consumers are becoming increasingly health conscious.

The Company currently has no operations nor does it currently engage in any business activities generating revenues. The Company's principal business objective is to achieve a business combination with a target company.

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

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow it to continue as a going concern. We funded our operations primarily through the financial support from our officers and shareholders. The Company's independent auditors have issued a report raising substantial doubt about the Company's ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to continue operations, and/or to successfully locate and negotiate with a business entity for the combination of that target company with the Company. As of June 30, 2016, the Company had not generated revenues and had no income or cash flows from operations since inception. The Company had sustained net loss of $3,857 for the six months ended June 30, 2016 and an accumulated deficit of $5,169 as of June 30, 2016, respectively.

Financial Operations Overview

Revenue

We have not earned revenues from our operations since December 11, 2015 (inception) to June 30, 2016, respectively.

Operating Expenses

Operating expenses for the three months and six months ended June 30, 2016 were $3,207 and $3,857 compared to $0 for the same comparable periods in 2015. Operating expenses increased by $3,207 and $3,857 for the three months and six months ended June 30, 2016 as compared to the same comparable periods in 2015 primarily due to the increase in professional fees incurred for the review of financial statements of the Company for the six months ended June 30, 2016 and three months ended March 31, 2016, and EDGAR and XBRL filing fees. We expect our general and administrative expenses will increase materially as we operate as a public company. These increases will likely to include salaries and benefits, legal and consulting fees, accounting and audit fees, director fees, directors’ and officers’ insurance premiums, fees for investor relations services, enhanced business and accounting systems, and other costs associated with operations.

Liquidity and Capital Resources

Since our inception, our operations have been primarily financed through funding from the officers and shareholders.

For the six months ended June 30, 2016 and 2015, we had no cash and cash equivalents. We believe that our existing capital resources will not be sufficient to meet our projected operating requirements for at least the next 12 months and we will need to raise additional capital. Based on our operating plan, we will need additional funds to meet operational needs and capital requirements for operating the Company. We currently have no credit facility or committed sources of capital. To fund future operations, we will need to raise additional capital and our requirements will depend on many factors.

Funding may not be available to us on acceptable terms or at any terms. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of, or even suspend development of future projects. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends.

The accompanying financial statements for the six months ended June 30, 2016 and 2015 have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have continuing net losses and deficiencies in working capital as of most of the balance sheet dates. These conditions raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. These circumstances caused our independent registered public accounting firm to include an explanatory paragraph in their report dated May 23, 2016, regarding their concerns about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to obtain additional financing as may be required to fund current operations. Management’s plans include selling its equity securities and obtaining debt or other financing to fund its capital requirement and on-going operations; however, there can be no assurance the Company will be successful in these efforts. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2016 was $0, which resulted primarily due to the net loss of $3,857, expenses amounting to $1,607 paid by shareholder contributed as capital, and increase in accrued liabilities of $2,250.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2016 was $0.

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2016 was $0.

Alternative Financial Planning

The Company has no alternative financial plans at the moment. If the Company is not able to successfully raise funds as needed through a private placement or other securities offering (including, but not limited to, a primary public offering of securities), the Company will not be able to implement its business plan as a going concern.

Equipment Financing

The Company has no existing equipment financing arrangements.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements which we have prepared in accordance with U.S. generally accepted accounting principles. In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We have identified the following accounting policies that we believe require application of management’s most subjective judgments, often requiring the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our actual results could differ from these estimates and such differences could be material.

While our significant accounting policies are described in more detail in Note 2 of our annual financial statements included in our Annual Report filed with the SEC on July 19, 2016, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements.

JOBS Act Accounting Election

We are an “emerging growth company,” as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards, and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Fair value of Financial Instruments and Fair Value Measurements

ASC 820, “Fair Value Measurements and Disclosures”, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Development Stage and Capital Resources

The Company has devoted substantially all of its efforts to business planning since its inception on December 11, 2015. Accordingly, the Company is considered to be in the development stage. The Company has not generated revenues from its operations, and it will not commence generating revenues until sometime during the third quarter of 2016.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements as defined in Item 303(c) of the SEC’s Regulation S-B. We did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special-purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Information not required to be filed by Smaller reporting companies.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report on Form 10-Q, our President (principal executive officer) and our Chief Financial Officer performed an evaluation of the effectiveness of and the operation of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our President and Chief Financial Officer each concluded that as of the end of the period covered by this report on Form 10-Q, our disclosure controls and procedures are effective in timely alerting them to material information relating to Lepora Holdings, Inc. required to be included in our Exchange Act filings.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As a “smaller reporting company”, we are not required to provide this information under this item pursuant to Regulation S-K..

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

(a) Exhibits.

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEPORA HOLDINGS, INC.

Dated: August 22, 2016	By:	/s/ John Anthony Leper
President

Dated: August 22, 2016	By:	/s/ Joginderpal Kundi
Chief Financial Officer

