Form 10-Q
period 2016-09-30
Lepora Holdings, Inc.
filed 2016-11-21
CIK 1662645

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED: September 30, 2016

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

As of November 21, 2016, there were 5,500,000 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.

LEPORA HOLDINGS, INC.

Form 10-Q

For the Quarter Ended September 30, 2016

Part 1- Financial Information

ITEM 1. Financial Statements.

LEPORA HOLDINGS, INC.

Condensed Balance Sheets

	September 30,	December 31,
	2016	2015
ASSETS	(Unaudited)

Current Assets
Cash and cash equivalents	$-	$-
Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accrued liabilities	$6,387	$1,000
Payable to related party	2,984	-
Total Current Liabilities	9,371	1,000

Total Liabilities	9,371	1,000

Commitments and Contingencies (Note 6)

Stockholders' Deficit
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding at September 30, 2016 and December 31, 2015, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 5,500,000 shares and 20,000,000 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	550	2,000
Discount on common stock	(550)	(2,000)
Additional paid-in capital	1,919	312
Accumulated deficit	(11,290)	(1,312)
Total Stockholders' Deficit	(9,371)	(1,000)

Total Liabilities and Stockholders' Deficit	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEPORA HOLDINGS, INC.

Condensed Statements of Operations

	For the Three Months Ended September 30, 2016	For the Nine Months Ended September 30, 2016
	(Unaudited)	(Unaudited)

Revenue	$-	$-

Cost of Revenue	-	-

Gross Profit	-	-

Operating Expenses
General and administrative expenses	6,121	9,978
Total Operating Expenses	6,121	9,978

Operating Loss	(6,121)	(9,978)

Other Income (Expenses)	-	-

Loss From Operations Before Income Tax	(6,121)	(9,978)

Provision For Income Tax	-	-

Net Loss	$(6,121)	(9,978)

Basic and Diluted Net Loss Per Share	$(0.00)	(0.00)

Weighted Average Number of Shares Outstanding	5,500,000	13,260,949

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEPORA HOLDINGS, INC.

Condensed Statements of Cash Flows

For the Nine Months Ended September 30, 2016
(Unaudited)
Cash Flows from Operating Activities
Net loss	$(9,978)
Adjustment to reconcile net loss to net cash used in operating activities:
Expenses paid by stockholder contributed as capital	1,607
Changes in operating assets and liabilities
Increase in accrued liabilities	5,387
Net Cash Used in Operating Activities	(2,984)

Cash Flows from Financing Activities
Cash proceeds from related party to settle debt	2,984
Net Cash Provided by Financing Activities	2,984

Net Increase in Cash and Cash Equivalents	-

Cash and Cash Equivalents, Beginning of the Period	-

Cash and Cash Equivalents, End of the Period	$-

Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes	$-
Cash paid for interest	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEPORA HOLDINGS, INC.

(Formerly Event Hill Acquisition Corporation)

Notes to Unaudited Condensed Financial Statements

September 30, 2016

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

On December 11, 2015, the Company issued to the founders (two officers and directors) 20,000,000 shares of its common stock at par value of $0.0001 per share at a discount of $2,000. On May 27, 2016, the Company issued 5,000,000 new shares of its common stock pursuant to Section 4(2) of the Securities Act of 1933 at the par value of $0.0001 and redeemed 19,500,000 shares of the then outstanding 20,000,000 shares issued to the founders, thereby, effectuated a change in control of the Company. The new majority shareholders elected new management of the Company. The Company plans to develop its business plan by future acquisitions or mergers but no agreements have been reached regarding any acquisitions or other business combinations. If the Company makes any acquisitions, mergers or other business combinations, the Company will file a Form 8-K but until such time the Company remains a shell company.

Since the change in control, the Company plans to develop China and Asian markets for the sale of products which are designed to improve air, water, health and the home environment. The products include ParadisePURE water filtration systems which reduce pollutants produced by industry, agriculture and nature including chlorine, chloroform, herbicides, pesticides, lead, silver, arsenic, chromium and mercury and over 50 volatile organic compounds. ParadisePURE water filters also remove unpleasant odors and cloudiness and makes water better tasting while retaining naturally occurring beneficial minerals essential for good health. Other products include the ParadisePAD "health pad" which is intended to provide beneficial and enjoyable home therapy and comfort through the application of infrared waves, soothing heat, and hot micro-stone therapy.

The Company believes that the demand for these products will be strong in the target markets in Asia where much of the water is polluted and air pollution commonly reaches dangerous levels and consumers are becoming increasingly health conscious.

LEPORA HOLDINGS, INC.

(Formerly Event Hill Acquisition Corporation)

Notes to Unaudited Condensed Financial Statements

September 30, 2016

BASIS OF PRESENTATION

The summary of significant accounting policies presented below are designed to assist in understanding the Company's unaudited condensed financial statements. Such unaudited condensed financial statements and accompanying notes are the representations of the Company's management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America ("GAAP") in all material respects, and have been consistently applied in preparing the accompanying unaudited condensed financial statements.

Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with GAAP were omitted pursuant to such rules and regulations. The results for the nine months ended September 30, 2016, are not necessarily indicative of the results to be expected for the year ending December 31, 2016.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

The following summary of significant accounting policies of the Company is presented to assist in the understanding of the Company’s financial statements. The financial statements and notes are the representation of the Company’s management who is responsible for their integrity and objectivity. The financial statements of the Company conform to accounting principles generally accepted in the United States of America.

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

CASH

Cash and cash equivalents include cash on hand and deposits held at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of September 30, 2016 and December 31, 2015, respectively.

LEPORA HOLDINGS, INC.

(Formerly Event Hill Acquisition Corporation)

Notes to Unaudited Condensed Financial Statements

September 30, 2016

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of September 30, 2016.

INCOME TAXES

Under the Accounting Standards Codification (ASC) 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2016, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution, and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of September 30, 2016, there are no outstanding dilutive securities.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows guidance for accounting for fair value measurements of financial assets and financial liabilities and for fair value measurements of non-financial items that are recognized or disclosed at fair value in the unaudited condensed financial statements on a recurring basis. Additionally, the Company adopted guidance for fair value measurement related to non-financial items that are recognized and disclosed at fair value in the unaudited condensed financial statements on a nonrecurring basis. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

LEPORA HOLDINGS, INC.

(Formerly Event Hill Acquisition Corporation)

Notes to Unaudited Condensed Financial Statements

September 30, 2016

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

September 30, 2016

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

On November 20, 2015, FASB issued ASU-2015-17-Income Taxes. The Board is issuing this Update as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). The objective of the Simplification Initiative is to identify, evaluate, and improve areas of generally accepted accounting principles for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, the amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this Update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The Company is still in the process of evaluating future impact of adopting this standard.

LEPORA HOLDINGS, INC.

(Formerly Event Hill Acquisition Corporation)

Notes to Unaudited Condensed Financial Statements

September 30, 2016

The FASB issued ASU 2016-02, “Leases” (Topic 842). ASU 2016-01 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Nonpublic business entities should apply the amendments for fiscal years beginning after December 15, 2019 (i.e. January 1, 2020, for a calendar year entity), and interim periods within fiscal years beginning after December 15, 2020. Early application is permitted for all nonpublic business entities upon issuance. The Company has not yet determined the effect of the adoption of this standard on the Company’s financial position and results of operations.

The Company has implemented all accounting pronouncements that are in effect that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating loss of $6,121 and $9,978 for the three months and nine months ended September 30, 2016. The Company had a working capital deficit of $9,371 and an accumulated deficit of $11,290 as of September 30, 2016. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its stockholders or debt financing or sale of its stock, as may be required.

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

LEPORA HOLDINGS, INC.

(Formerly Event Hill Acquisition Corporation)

Notes to Unaudited Condensed Financial Statements

September 30, 2016

NOTE 4 – ACCRUED LIABILITIES

The Company has accrued filing fees of $2,387 and accrued professional fees of $4,000 as of September 30, 2016. At December 31, 2015, the Company had accrued professional fees of $1,000.

NOTE 5 – PAYABLE TO RELATED PARTY

The Company received cash advances from its Chief Executive Officer (“Officer”) to settle its obligations in the normal course of business. The cash advances received are unsecured, non-interest bearing and due on demand. At September 30, 2016 and December 31, 2015, cash advances received by the Company from its Officer were $2,984 and $0, respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

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

NOTE 7 – STOCKHOLDERS' DEFICIT

The Company’s capitalization at September 30, 2016 was 100,000,000 authorized common shares with a par value of $0.0001 per share, and 20,000,000 authorized preferred shares with a par value of $0.0001 per share.

COMMON STOCK

On December 11, 2015, the Company issued 20,000,000 shares of common stock at the par value of $0.0001 per share to the founders (two directors and officers) at a discount of $2,000.

On May 26, 2016, the Company effected a change in control, and redeemed 19,500,000 shares of its then outstanding 20,000,000 shares of common stock upon the resignation of the founders.

LEPORA HOLDINGS, INC.

(Formerly Event Hill Acquisition Corporation)

Notes to Unaudited Condensed Financial Statements

September 30, 2016

On May 27, 2016, the Company issued 5,000,000 shares of common stock at par value, at a discount of $500 pursuant to Section 4 (2) of the Securities Act of 1933 of which, 4,980,000 shares of common stock were issued to an entity controlled by the two officers and directors of the Company, and the remaining 20,000 shares of common stock equally shared by the same two officers and directors.

PREFERRED STOCK

No shares of preferred stock are issued and outstanding at September 30, 2016.

NOTE 8 – SUBSEQUENT EVENT

Management has evaluated subsequent events through November 21, 2016, the date which the financial statements were available to be issued. All subsequent events requiring recognition as of September 30, 2016 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, "Subsequent Events."

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

Since the change in control, the Company plans to develop products for sale, that are designed to improve air, water, health and the home environment for the China and Asian markets. The products include ParadisePURE water filtration systems which reduce pollutants produced by industry, agriculture and nature including chlorine, chloroform, herbicides, pesticides, lead, silver, arsenic, chromium and mercury and over 50 volatile organic compounds. ParadisePURE water filters also remove unpleasant odors and cloudiness and makes water better tasting while retaining naturally occurring beneficial minerals essential for good health. Other products include the ParadisePAD "health pad" which are intended to provide beneficial and enjoyable home therapy and comfort through the application of infrared waves, soothing heat, and hot micro-stone therapy.

The Company believes that the demand for these products will be strong in the target markets in Asia where much of the water is polluted and air pollution commonly reaches dangerous levels and consumers are becoming increasingly health conscious.

The Company currently has no operations nor does it currently engage in any business activities generating revenues. The Company's principal business objective is to achieve a business combination with a target company. A business combination normally takes the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.

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

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow it to continue as a going concern. We funded our operations primarily through the financial support from our officers and shareholders. The Company's independent auditors have issued a report raising substantial doubt about the Company's ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to continue operations, and/or to successfully locate and negotiate with a business entity for the combination of that target company with the Company. As of September 30, 2016, the Company had not generated revenues and had no income or cash flows from operations since inception. The Company had sustained net loss of $9,978 for the nine months ended September 30, 2016 and an accumulated deficit of $11,290 as of September 30, 2016, respectively.

Financial Operations Overview

Revenue

The Company has not earned revenues from our operations since December 11, 2015 (inception) to September 30, 2016, respectively.

Operating Expenses

Operating expenses for the three months and nine months ended September 30, 2016 were $6,121 and $9,978 compared to $0 for the same comparable periods in 2015. Operating expenses increased primarily due to the legal and professional fees incurred for the review of financial statements of the Company and EDGAR and XBRL filing fees. We expect our general and administrative expenses will increase materially as we operate as a public company. These increases will likely to include salaries and benefits, legal and consulting fees, accounting and audit fees, director fees, directors’ and officers’ insurance premiums, fees for investor relations services, enhanced business and accounting systems, and other costs associated with operations.

Liquidity and Capital Resources

Since our inception, our operations have been primarily financed through funding from the officers and shareholders.

For the nine months ended September 30, 2016, we had no cash and cash equivalents. We believe that our existing capital resources will not be sufficient to meet our projected operating requirements for at least the next 12 months and we will need to raise additional capital. Based on our operating plan, we will need additional funds to meet operational needs and capital requirements for operating the Company. We currently have no credit facility or committed sources of capital. To fund future operations, we will need to raise additional capital and our requirements will depend on many factors.

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

The accompanying financial statements for the nine months ended September 30, 2016 have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have continuing net losses and deficiencies in working capital as of most of the balance sheet dates. These conditions raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. These circumstances caused our independent registered public accounting firm to include an explanatory paragraph in their report dated May 23, 2016, regarding their concerns about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to obtain additional financing as may be required to fund current operations. Management’s plans include selling its equity securities and obtaining debt or other financing to fund its capital requirement and on-going operations; however, there can be no assurance the Company will be successful in these efforts. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2016 was $2,984, which resulted primarily due to the net loss of $9,978, expenses amounting to $1,607 paid by shareholder contributed as capital, and increase in accrued liabilities of $5,387.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2016 was $2,984. The Chief Executive Officer advanced cash proceeds of $2,984 to settle the Company’s debt obligations to its vendors.

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2016 was $0.

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

While our significant accounting policies are described in more details in Note 2 of our annual financial statements included in our Annual Report filed with the SEC on July 19, 2016, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements.

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

Development Stage and Capital Resources

The Company has devoted substantially all of its efforts to business planning since its inception on December 11, 2015. Accordingly, the Company is considered to be in the development stage. The Company has not generated revenues from its operations, and it will not commence generating revenues until sometime during the first quarter of 2017.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Information not required to be filed by Smaller reporting companies.

ITEM 4. Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide this information under this item pursuant to Regulation S-K.

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

LEPORA HOLDINGS, INC.

Dated: November 21, 2016	By:	/s/ John Anthony Leper
President

Dated: November 21, 2016	By:	/s/ Joginderpal Kundi
Chief Financial Officer