Form 10-K
period 2016-12-31
Lepora Holdings, Inc.
filed 2017-03-31
CIK 1662645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to ____________

 Commission file number 000-55562

LEPORA HOLDINGS, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	81-0986887
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

Suite 1104, Crawford House, 70 Queen’s Road, Central, Hong Kong CA 95032

(Address of principal executive offices) (Zip Code)

852-2150-5755

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:     None.

Securities registered under Section 12(g) of the Exchange Act:     Common Stock, par value $0.001

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐. No ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐. No ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒. No ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒. No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a small.  See definition of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2016 was $ -0-.

As of March 31, 2017, there were 5,500,000 shares of Common Stock, $0.0001 par value, outstanding.

Documents Incorporated By Reference. None

PART I

Item 1. Description of Business

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

The Company registered its common stock on a Form 10 registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof On January 7, 2016 which became automatically effective 60 days thereafter. The Company files with the Securities and Exchange Commission periodic and current reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-Q and annual reports Form 10-K.

At the period covered by this Report for the year ended December 31, 2016, the Company had no employees and two officers, directors and shareholders. Subsequent to that period and the change of control the Company has additional shareholders and new management.

On May 27, 2016, the Company issued 5,000,000 shares of its common stock pursuant to Section 4(2) of the Securities Act of 1933 at par representing 91% of the total outstanding 5,500,000 shares of common stock as follows:

10,000	John Anthony Leper
10,000	Joginderpal Kundi
4,980,000	Lepora Group Ltd

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

As of December 31, 2016, the Company had not generated revenues and had no income or cash flows from operations since inception. At December 31, 2016, the Company had sustained net loss of $19,980.

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

Item 1A. Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 1B. Unresolved Staff Comments

None

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

Since inception, the Company has sold securities which were not registered as follows:

DATE	NAME	NUMBER OF SHARES	SHARES OUTSTANDING
December 11, 2015	James Cassidy	10,000,000
May 26, 2016	Redemption	(9,750,000)	250,000
December 11, 2015	James McKillop	10,000,000
May 26, 2016	Redemption	(9,750,000)	500,000
May 27, 2016	John Anthony Leper	10,000	510,000
	Joginderpal Kundi	10,000	520,000
	Lepora Group Ltd.	4,980,000	5,500,000

Item 6. Selected Financial Data.

There is no selected financial data required to be filed for a smaller reporting company.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

All references to “we”, “our,” “us” and “Company” in this Item 7 refer to Lepora Holdings, Inc. (“Lepora”).

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

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow it to continue as a going concern. We funded our operations primarily through the financial support from our officers and shareholders. The Company's independent auditors have issued a report raising substantial doubt about the Company's ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to continue operations, and/or to successfully locate and negotiate with a business entity for the combination of that target company with the Company. As of December 31, 2016, the Company had not generated revenues and had no income or cash flows from operations since inception. The Company had sustained net loss of $19,980 for the twelve months ended December 31, 2016 and an accumulated deficit of $21,292 as of December 31, 2016, respectively.

Financial Operations Overview

Revenue

The Company has not earned revenues from our operations since December 11, 2015 (inception) to December 31, 2016.

Operating Expenses

Operating expenses for the twelve months ended December 31, 2016 were $19,980 compared to $1,312 for the period from December 11, 2015 (inception) to December 31, 2015. Operating expenses increased primarily due to the legal and professional fees incurred for the review of financial statements of the Company and EDGAR and XBRL filing fees. We expect our general and administrative expenses will increase materially as we operate as a public company. These increases will likely to include salaries and benefits, legal and consulting fees, accounting and audit fees, director fees, directors’ and officers’ insurance premiums, fees for investor relations services, enhanced business and accounting systems, and other costs associated with operations.

Liquidity and Capital Resources

Since our inception, our operations have been primarily financed through funding from the officers and shareholders.

For the twelve months ended December 31, 2016 and for the period from December 11, 2015 (inception) to December 31, 2015, we had no cash and cash equivalents. We believe that our existing capital resources will not be sufficient to meet our projected operating requirements for at least the next 12 months and we will need to raise additional capital. Based on our operating plan, we will need additional funds to meet operational needs and capital requirements for operating the Company. We currently have no credit facility or committed sources of capital. To fund future operations, we will need to raise additional capital and our requirements will depend on many factors.

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

The accompanying financial statements for the twelve months ended December 31, 2016 and for the period from December 11, 2015 (inception) to December 31, 2015 have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have continuing net losses and deficiencies in working capital as of most of the balance sheet dates. These conditions raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. These circumstances caused our independent registered public accounting firm to include an explanatory paragraph in their report dated May 23, 2016, regarding their concerns about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to obtain additional financing as may be required to fund current operations. Management’s plans include selling its equity securities and obtaining debt or other financing to fund its capital requirement and on-going operations; however, there can be no assurance the Company will be successful in these efforts. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Operating Activities

Net cash used in operating activities for the twelve months ended December 31, 2016 was $11,615, which resulted primarily due to the net loss of $19,980 expenses amounting to $2,607 paid by shareholder contributed as capital, and increase in accrued liabilities of $5,758.

Financing Activities

Net cash provided by financing activities for the twelve months ended December 31, 2016 was $11,615. The Chief Executive Officer advanced cash proceeds of $11,615 to settle the Company’s debt obligations to its vendors.

Investing Activities

Net cash provided by investing activities for the twelve months ended December 31, 2016 was $0.

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

While our significant accounting policies are described in more details in Note 1 of our annual financial statements included in our Annual Report filed with the SEC on July 19, 2016, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Information not required to be filed by Smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

The financial statements for the year ended December 31, 2016 and for the period from December 11, 2015 (inception) to December 31, 2015 are attached hereto.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T) - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report on Form 10-K, our President (principal executive officer) and our Chief Financial Officer performed an evaluation of the effectiveness of and the operation of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our President and Chief Financial Officer each concluded that as of the end of the period covered by this report on Form 10-K, our disclosure controls and procedures are effective in timely alerting them to material information relating to Lepora Holdings, Inc. required to be included in our Exchange Act filings.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the year ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B - Other Information

None

PART III

Item 10. Directors, Executive Officers, and Corporate Governance;

Our Board of Directors currently consists of two members. Each director holds office until his successor is duly elected by the stockholders. Executive officers serve at the pleasure of the Board of Directors. The current Directors and Officers of the Company are as follows:

Name	Age	Position	Year Appointed
John Anthony Leper	61	President, Secretary and Director	2016
Joginderpal Kundi	51	CFO and Director	2016

Set forth below is the business experience during at least the last five years of the officers and directors of the Company:

John Anthony Leper serves as a President, Secretary and Director of the Company. Mr. Leper is an experienced entrepreneur with over 30 years of experience in product, brand and business marketing and management. From 2009 to 2015, Mr. Leper developed innovative home products and distribution for them through multiple global channels, with an emphasis on China and Japan. From 2001 to 2009 Mr. Leper managed various divisions of Stanford International Holding Corporation, a diversified company engaged in product development, brand development and business development in the United States and Asia in the fields of consumer products, ecommerce, media and advertising, TV entertainment and technology. During this period, Mr. Leper invented an authentication technology to fight fraud, identity theft and counterfeit goods; developed a proprietary online advertising platform; established and managed business operations in Los Angeles California, Beijing China and Hong Kong. He has also brought a number of other innovations to market including "Listen to The Music" one of the world's first interactive music magazines.

Joginderpal "Jag" Kundi serves as CFO and Director of the Company. Mr. Kundi has served as Chief Strategy Officer and Board Advisor to Silverleap Technology Ltd., a global operating provider of disruptive technologies and services in the FINTECH space, designed to accelerate the worldwide adoption of mobile NFC payment solutions. Since May, 2015 to the present, Mr. Kundi has also served as a Board Advisor to Mercury FX, Ltd., a global currency specialist having developed a proprietary FX trading platform offering individuals and businesses a free, no obligation multi-currency account allowing them to receive and transact securely between domestic and international payments. From September, 2006 to July , 2011 Mr. Kundi worked with Caben Asia Pacific Ltd., part of the Artsana Group, initially as the Chief Financial Officer and as of May 2010 as a Business Consultant. Caben Asia Pacific is a global market leader in the baby products industry. Mr. Kundi has substantial work experience in Asia, particularly China, and has numerous speaking engagements as well as adjunct and guest lecturer roles at various educational entities including the Greenwich School of Management, London, City University of Hong Kong and the University of Hong Kong SPACE. He received his PhD in Accountancy from City University of Hong Kong and his MBA from the University of Humberside. Mr. Kundi is a qualified accountant in the UK and Australia.

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

Code of Ethics

The Company has not at this time adopted a Code of Ethics pursuant to rules described in Regulation S-K. The Company has only four persons who are the shareholders, two of which serve as the directors and officers. The Company has no operations or business and does not receive any revenues or investment capital. The adoption of an Ethical Code at this time would not serve the primary purpose of such a code to provide a manner of conduct as the development, execution and enforcement of such a code would be by the same persons and only persons to whom such code applied. Furthermore, because the Company does not have any activities, there are activities or transactions which would be subject to this code. At the time the Company enters into a business combination or other corporate transaction, the current officers and directors will recommend to any new management that such a code be adopted. The Company does not maintain an Internet website on which to post a code of ethics.

Corporate Governance

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of March 30, 2017, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power. In computing the number and percentage of shares beneficially owned by each person, we include any shares of common stock that could be acquired within 60 days of March 30, 2017, by the exercise of options or warrants. These shares, however, are not counted in computing the percentage ownership of any other person. The following share percentages are based on

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned	Percentage of Outstanding Common Stock

John Anthony Leper (2)	4,990,000	90.7%
Joginderpal Kundi	10,000	*
Officers and Directors (2 persons)	5,000,000	90.9%

(1)	The address for each person or entity listed on the table is Suite 1104, Crawford House, 70 Queen’s Road, Central, Hong Kong
(2)	Of the 4,990,000 shares, 10,000 shares are owned directly by Mr. Leper and 4,980,000 shares are owned by Lepora Group Ltd., an entity principally owned and controlled by Mr. Leper and therefore Mr. Leper is the beneficial owner of such shares.
*	Less than one percent

Item 13. Certain Relationships and Related Transactions and Director Independence

The Company is not currently required to maintain an independent director as defined by Rule 4200 of the Nasdaq Capital Market nor does it anticipate that it will be applying for listing of its securities on an exchange in which an independent directorship is required. It is likely that neither of the officers and directors would be considered independent directors if it were to do so.

Item 14. Principal Accounting Fees and Services

The Company has no activities, no income and no expenses except for independent audit and Delaware state fees. The Company's president has donated his time in preparation and filing of all state and federal required taxes and reports.

Audit Fees

The aggregate fees incurred for each of the last two years for professional services rendered by the independent registered public accounting firm for the audits of the Company's annual financial statements and review of financial statements included in the Company's Form 10-K and Form 10-Q reports and services normally provided in connection with statutory and regulatory filings or engagements were as follows ( fees and services related to the audit of the financial statements of the Company for the period ended December 31, 2016, as contained in this Report, are estimated and included for the fiscal year ended December 31, 2016.

	Year ended December 31,
	2016	2015

Audit Fees	$7,750	$1,000

Audit-Related Fees	$-	$-

Tax Fees	$-	$-

All Other Fees	$-	$-

Total	$7,750	$1,000

Pre-Approval Policy

The Company does not currently have an audit committee serving and as a result its board of directors performs the duties of an audit committee. The board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. The Company does not rely on pre- approval policies and procedures.

PART IV

Item 15. Exhibits, Financial Statement Schedules

EXHIBITS

Exhibit #	Description
3.1*	Certificate of Incorporation of Event Hill Acquisition Corporation
3.2*	By-Laws of Event Hill Acquisition Corporation
3.3*	Specimen stock certificate of Event Hill Acquisition Corporation
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously Filed

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Lepora Holdings, Inc.

We have audited the accompanying balance sheets of Lepora Holdings ,Inc.(formerly Event Hill Acquisition Corporation) (the "Company") as of December 31, 2016 and 2015, and the related statements of operations, changes in stockholders' deficit, and cash flows for the year ended December 31, 2016 and for the period from December 11, 2015 (Inception) to December 31, 2015. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the year ended December 31, 2016 and for the period from December 11, 2015 (Inception) to December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ KCCW Accountancy Corp.

Alhambra, California

March 30, 2017

LEPORA HOLDINGS, INC.
(Formerly Event Hill Acquisition Corporation)
BALANCE SHEETS

	December 31, 2016	December 31, 2015
ASSETS

Current Assets
Cash	$-	$-
Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accrued liabilities	$6,758	$1,000
Payable to related party	11,615	-
Total Current Liabilities	18,373	1,000

Total Liabilities	18,373	1,000

Commitments and Contingencies (Note 6)

Stockholders' Deficit
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding at December 31, 2016 and 2015, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 5,500,000 shares and 20,000,000 shares issued and outstanding at December 31, 2016 and 2015, respectively	550	2,000
Discount on common stock	(550)	(2,000)
Additional paid-in capital	2,919	312
Accumulated deficit	(21,292)	(1,312)
Total Stockholders' Deficit	(18,373)	(1,000)

Total Liabilities and Stockholders' Deficit	$-	$-

The accompanying notes are an integral part of these financial statements.

LEPORA HOLDINGS, INC.
(Formerly Event Hill Acquisition Corporation)
STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2016	For the Period From December 11, 2015 (Inception) to December 31, 2015

Revenue	$-	$-

Cost of Revenue	-	-

Gross Profit	-	-

Operating Expenses
General and administrative expenses	19,980	1,312
Total Operating Expenses	19,980	1,312

Operating Loss	(19,980)	(1,312)

Other Income (Expenses)	-	-

Loss From Operations Before Income Tax	(19,980)	(1,312)

Provision for Income Tax	-	-

Net Loss	$(19,980)	$(1,312)

Basic and Diluted Net Loss Per Share	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding	11,310,109	20,000,000

The accompanying notes are an integral part of these financial statements.

LEPORA HOLDINGS, INC.

(Formerly Event Hill Acquisition Corporation)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Common Shares		Discount on	Additional
	Number	Par Value	Common Stock	Paid-in Capital	Accumulated Deficit	Total
Balance - December 11, 2015 (Inception)	-	$-	$-	$-	$-	$-
Issuance of shares to founders	20,000,000	2,000	(2,000)	-	-	-
Stockholder contributions for company expenses	-	-	-	312	-	312
Net loss	-	-	-	-	(1,312)	(1,312)
Balance - December 31, 2015	20,000,000	2,000	(2,000)	312	(1,312)	(1,000)

Redemption of shares	(19,500,000)	(1,950)	1,950	-	-	-
Issuance of shares as a result of change in control	5,000,000	500	(500)	-	-	-
Stockholder contributions for company expenses	-	-	-	2,607	-	2,607
Net loss	-	-	-	-	(19,980)	(19,980)
Balance - December 31, 2016	5,500,000	$550	$(550)	$2,919	$(21,292)	$(18,373)

The accompanying notes are an integral part of these financial statements.

LEPORA HOLDINGS, INC.

(Formerly Event Hill Acquisition Corporation)

Statements of Cash Flows

	For the Year Ended December 31, 2016	For the Period From December 11, 2015 (Inception) to December 31, 2015
Cash Flows from Operating Activities
Net loss	$(19,980)	$(1,312)
Adjustment to reconcile net loss to net cash used in operating activities:
Expenses paid by stockholder contributed as capital	2,607	312
Changes in operating assets and liabilities
Increase in accrued liabilities	5,758	1,000
Net Cash Used in Operating Activities	(11,615)	-

Cash Flows from Financing Activities
Cash proceeds from related party to settle debt	11,615	-
Net Cash Provided by Financing Activities	11,615	-
Net Increase in Cash and Cash Equivalents	-	-
Cash and Cash Equivalents, Beginning of the Period	-	-
Cash and Cash Equivalents, End of the Period	$-	$-
Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
Supplemental Non-Cash Investing and Financing Activities
Common stock issued to founders for no consideration	$-	$2,000
Common stock issued to officers for no consideration	$500	-

The accompanying notes are an integral part of these financial statements.

LEPORA HOLDINGS, INC.

(Formerly Event Hill Acquisition Corporation)

Notes to Financial Statements

December 31, 2016 and 2015

NOTE 1	– NATURE OF OPERATIONS SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

On December 11, 2015, the Company issued to the founders (two officers and directors) 20,000,000 shares of its common stock at par value of $0.0001 per share at a discount of $2,000. On May 27, 2016, the Company issued 5,000,000 new shares of its common stock pursuant to Section 4(2) of the Securities Act of 1933, at par value of $0.0001 and redeemed 19,500,000 shares of the then outstanding 20,000,000 shares issued to the founders, thereby, effectuated a change in control of the Company. The new majority shareholders elected new management of the Company. The Company plans to develop its business plan by future acquisitions or mergers but no agreements have been reached regarding any acquisitions or other business combinations. If the Company makes any acquisitions, mergers or other business combinations, the Company will file a Form 8-K but until such time the Company remains a shell company.

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

NOTE 2	– SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies presented below are designed to assist in understanding the Company's financial statements. These financial statements and accompanying notes are the representations of the Company's management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America ("GAAP") in all material respects, and have been consistently applied in preparing the accompanying financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates.

Cash and Cash Equivalents

For the purposes of the Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be a cash equivalent. The Company did not have cash equivalents at December 31, 2016 or 2015.

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit at December 31, 2016 or 2015.

LEPORA HOLDINGS, INC.

(Formerly Event Hill Acquisition Corporation)

Notes to Financial Statements

December 31, 2016 and 2015

Fair Value of Financial Instruments

The Company follows guidance for accounting for fair value measurements of financial assets and financial liabilities and for fair value measurements of non-financial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Additionally, the Company adopted guidance for fair value measurement related to non-financial items that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

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

The Company’s financial instruments principally consist of accrued liabilities and payable to a related party. Pursuant to ASC 820 and ASC 825, “Financial Instruments”, the fair value of our accrued liabilities and payable to a related party is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.

Income Taxes

Under the Accounting Standards Codification (ASC) 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of deferred tax assets will not be realized. As of December 31, 2016 and 2015, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

Earnings (loss) per Common Share

Basic earnings (loss) per common share are computed by dividing the loss applicable to common stock by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss applicable to common stock by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of December 31, 2016 and 2015, there are no outstanding dilutive securities.

Recent Issued Accounting Standards

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”). The new guidance is intended to reduce diversity in practice by adding or clarifying guidance on classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. The amendments in this update should be applied retrospectively to all periods presented. The Company is currently evaluating the impact of adopting ASU 2016-18 noting it will only impact the Company to the extent it has restricted cash in the future.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. The Company is currently in the process of evaluating the impact of ASU 2016-15 on its condensed financial statements.

LEPORA HOLDINGS, INC.

(Formerly Event Hill Acquisition Corporation)

Notes to Financial Statements

December 31, 2016 and 2015

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers: Topic 606 and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016 and May 2016 within ASU 2015-14, ASU 2016-08, ASU 2016-10 and ASU 2016-12, respectively (ASU 2014-09, ASU 2015-14, ASU 2016-08, ASU 2016-10 and ASU 2016-12 collectively, Topic 606). Topic 606 supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Topic 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation, among others. Topic 606 also provides guidance on the recognition of costs related to obtaining customer contracts. The revenue recognition standard affects all entities—public, private, and not-for-profit—that have contracts with customers with certain exceptions. The new revenue recognition standard eliminates the transaction- and industry-specific revenue recognition guidance under current GAAP and replaces it with a principle-based approach for determining revenue recognition. The guidance was originally effective for annual reporting periods of public entities beginning on or after December 15, 2016, including interim periods within that reporting period. For all other entities, the amendments in the new guidance were originally effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. To allow entities additional time to implement systems, gather data and resolve implementation questions, the FASB issued ASU No. 2015-14, Revenue From Contracts with Customers – Deferral of the Effective Date, in August 2015, to defer the effective date of ASU No. 2014-09 for one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans will apply the guidance in FASB ASU No. 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application will be permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities will apply the guidance in FASB ASU No. 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. Application will be permitted earlier only as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period, or an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which an entity first applies the guidance in ASU No. 2014-09. We are continuing to evaluate the impact to our revenues related to our pending adoption of Topic 606 and our preliminary assessments are subject to change. We are also continuing to evaluate the impact adoption of Topic 606 will have on our recognition of costs related to obtaining customer contracts.

In 2015, the FASB issued ASU No. 2015-17, “Income Taxes” (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires all deferred tax assets and liabilities to be classified as noncurrent in a classified balance sheet. Current US GAAP requires an entity to separate deferred tax assets and liabilities into current and noncurrent amounts in a classified balance sheet. For public entities, ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, ASU 2015-17 is effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018, and may be applied either prospectively or retrospectively, with early application permitted for financial statements that have not been previously issued. The Company has not yet determined the effect of the adoption of this standard on the Company’s financial position and results of operations.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. This standard is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Under U.S. GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, U.S. GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. We are currently evaluating the impact of this accounting standard.

LEPORA HOLDINGS, INC.

(Formerly Event Hill Acquisition Corporation)

Notes to Financial Statements

December 31, 2016 and 2015

NOTE 3	– GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating loss of $19,980 and $1,312 for the year ended December 31, 2016 and for the period from December 11 (Inception) to December 31, 2015, respectively. The Company had a working capital deficit of $18,373 and an accumulated deficit of $21,292 at December 31, 2016 compared to a working capital deficit of $1,000 and an accumulated deficit of $1,312 at December 31, 2015. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its stockholders or debt financing or sale of its stock, as may be required. In order to maintain its current level of operations, the Company will require additional working capital from either cash flow from operations or from the sale of its equity. However, the Company currently has no commitments from any third parties for the purchase of its equity. If the Company is unable to acquire additional working capital, it will be required to significantly change its business plans.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company's ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 4	– ACCRUED LIABILITIES

The Company has recorded accrued filing fees of $4,758 and accrued professional fees of $2,000 at December 31, 2016. At December 31, 2015, the Company had recorded accrued professional fees of $1,000.

NOTE 5	– PAYABLE TO RELATED PARTY

The Company has received cash advances from its Chief Executive Officer (“Officer”) for working capital requirements of the Company to settle its obligations in the normal course of business. The cash advances received are unsecured, non-interest bearing and due on demand. Cash advances received by the Company from its Officer were $11,615 and $0 at December 31, 2016 and December 31, 2015, respectively.

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

The Company’s capitalization at December 31, 2016 was 100,000,000 authorized common shares with a par value of $0.0001 per share, and 20,000,000 authorized preferred shares with a par value of $0.0001 per share.

Common Stock

On December 11, 2015, the Company issued 20,000,000 shares of its common stock at par value of $0.0001 per share to the founders (two directors and officers) at a discount of $2,000.

On May 26, 2016, the Company effected a change in control, and redeemed 19,500,000 shares of its then outstanding 20,000,000 shares of common stock upon the resignation of the founders.

LEPORA HOLDINGS, INC.

(Formerly Event Hill Acquisition Corporation)

Notes to Financial Statements

December 31, 2016 and 2015

On May 27, 2016, the Company issued 5,000,000 shares of common stock at par value, at a discount of $500 pursuant to Section 4 (2) of the Securities Act of 1933 of which, 4,980,000 shares of common stock were issued to an entity controlled by the two officers and directors of the Company, and the remaining 20,000 shares of common stock equally shared by the same two officers and directors.

As a result of the above stock issuances, the Company has 5,500,000 shares of common stock issued and outstanding at December 31, 2016.

Preferred Stock

No shares of preferred stock are issued and outstanding at December 31, 2016.

NOTE 8	– SUBSEQUENT EVENT

Management has evaluated subsequent events through March 30, 2017, the date which the financial statements were available to be issued. All subsequent events requiring recognition as of December 31, 2016 have been incorporated into these financial statements in accordance with FASB ASC Topic 855, "Subsequent Events."

SIGNATURES

In accordance with the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March, 2017.

LEPORA HOLDINGS, INC.

By:	/s/ John Anthony Leper
John Anthony Leper, President (Principal Executive Officer)

In accordance with the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the dates stated.

/s/ John Anthony Leper	Dated: March 31, 2017
John Anthony Leper
CEO (Principal Executive Officer), and Director

/s/ Joginderpal Kundi	Dated: March 31, 2017
Joginderpal Kundi
CFO (Principal Financial Officer) and Director

12