Form 10-Q
period 2017-06-30
Lepora Holdings, Inc.
filed 2017-08-18
CIK 1662645

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

Large accelerated filer ☐	Accelerated filer	☐
Non-accelerated filer ☐	Smaller reporting company	☒
	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☒   No  ☐

As of August 18, 2017, there were 5,500,000 shares of the registrant’s common stock, $0.0001 par value per share, were issued and outstanding.

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

PART I.

Item 1.	Financial Statements.

LEPORA HOLDINGS, INC.

Condensed Balance Sheets

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accrued liabilities	$21,893	$6,758
Payable to related party	18,454	11,615
Total Current Liabilities	40,347	18,373

Total Liabilities	40,347	18,373

Commitments and Contingencies (Note 5)

Stockholders' Deficit
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding at June 30, 2017 and December 31, 2016, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 5,500,000 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	550	550
Discount on common stock	(550)	(550)
Additional paid in capital	2,919	2,919
Accumulated deficit	(43,266)	(21,292)
Total Stockholders' Deficit	(40,347)	(18,373)

Total Liabilities and Stockholders' Deficit	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEPORA HOLDINGS, INC.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Revenue	$-	$-	$-	$-

Cost of Revenue	-	-	-	-

Gross Profit	-	-	-	-

Operating Expenses
General and administrative expenses	7,481	3,207	21,974	3,857
Total Operating Expenses	7,481	3,207	21,974	3,857

Operating Loss	(7,481)	(3,207)	(21,974)	(3,857)

Loss from Operations Before Income Tax	(7,481)	(3,207)	(21,974)	(3,857)

Provision for Income Tax	-	-	-	-

Net Loss	$(7,481)	$(3,207)	$(21,974)	$(3,857)

Basic and Diluted Net Loss Per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding	5,500,000	14,368,132	5,500,000	17,184,066

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEPORA HOLDINGS, INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2017	2016
Cash Flows from Operating Activities
Net loss	$(21,974)	$(3,857)
Adjustment to reconcile net loss to net cash used in operating activities:
Expenses paid by stockholder contributed as capital	-	1,607
Changes in operating assets and liabilities
Increase in accrued liabilities	15,135	2,250
Net Cash Used in Operating Activities	(6,839)	-

Cash Flows from Financing Activities
Cash proceeds from payable to related party	6,839	-
Net Cash Provided by Financing Activities	6,839	-

Net Change in Cash and Cash Equivalents	-	-

Cash and Cash Equivalents, Beginning of the Period	-	-

Cash and Cash Equivalents, End of the Period	$-	$-

Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEPORA HOLDINGS, INC.

Notes to Condensed Financial Statements

June 30, 2017

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

Basis of Presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at June 30, 2017, and the results of operations and cash flows for the six months ended June 30, 2017. The balance sheet as of December 31, 2016 is derived from the Company’s audited financial statements.

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

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not yet generated any revenue and has sustained operating losses since December 11, 2015 (Inception Date) to date and allow it to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitable operations. The Company incurred a net loss of $21,974 from January 1, 2017 to June 30, 2017, used net cash in operating activities of $6,839, has a working capital deficit of $40,347, and has an accumulated deficit of $43,266 as of June 30, 2017. These factors, among others raise a substantial doubt regarding the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company had a cash balance of $0 as of June 30, 2017 and December 31, 2016, respectively.

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company does not have the cash balances in excess of Federal Deposit Insurance Corporation limit at June 30, 2017 and December 31, 2016, respectively.

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

Earnings (Loss) Per Common Share

The Company computes net earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted net earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible note and preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At June 30, 2017 and December 31, 2016, there were no convertible notes, options or warrants available for conversion that if exercised, may dilute future earnings per share.

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

NOTE 3 – ACCRUED LIABILITIES

The Company had accrued professional fees of $21,893 and $6,758 at June 30, 2017 and December 31, 2016, respectively.

NOTE 4 – PAYABLE TO RELATED PARTY

Payable to related party amounted to $18,454 and $11,615 at June 30, 2017 and December 31, 2016, respectively, consists of funds advanced by its President for the Company’s working capital needs. Funds advanced to the Company by the President are non-interest bearing, unsecured and due on demand at June 30, 2017 and December 31, 2016, respectively.

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

NOTE 6 – STOCKHOLDERS’ DEFICIT

The Company’s capitalization at June 30, 2017 was 100,000,000 authorized common shares with a par value of $0.0001 per share, and 20,000,000 authorized preferred shares with a par value of $0.0001 per share.

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

As a result of all common stock issuances, the total issued and outstanding shares of common stock was 5,500,000 at June 30, 2017 and December 31, 2016, respectively.

Preferred stock

The Company is authorized to issue 20,000,000 shares of preferred stock. The Company had no shares of preferred stock issued or outstanding at June 30, 2017 and December 31, 2016, respectively.

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through August 18, 2017, the date which the financial statements were available to be issued. All subsequent events requiring recognition as of June 30, 2017 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, "Subsequent Events."

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

We currently have no operations nor do we currently engage in any business activities generating revenues. Our principal business objective is to achieve a business combination with a target company. A business combination normally takes the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances, the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.

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

Our financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow it to continue as a going concern. We funded our operations primarily through the financial support from our officers and shareholders. Our independent auditors have issued a report raising substantial doubt about the Company's ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to continue operations, and/or to successfully locate and negotiate with a business entity for the combination of that target company with the Company. As of June 30, 2017, we have not generated revenues and had no income or cash flows from operations since inception. We have sustained net loss of $21,974 for the six months ended June 30, 2017 and have an accumulated deficit of $43,266 as of June 30, 2017.

Financial Operations Overview

Revenues

The Company has not earned revenues from our operations since December 11, 2015 (inception) to June 30, 2017.

Operating Expenses

Operating expenses for the three months and six months ended June 30, 2017 were $7,481 and $21,974 compared to $3,207 and $3,857 for the same comparable periods in 2016. Operating expenses increased primarily due to the legal, accounting and professional fees incurred for the review of financial statements of the Company and EDGAR and XBRL filing fees. We expect our general and administrative expenses will increase materially as we operate as a public company. These increases will likely to include salaries and benefits, legal and consulting fees, accounting and audit fees, director fees, directors’ and officers’ insurance premiums, fees for investor relations services, enhanced business and accounting systems, and other costs associated with operations.

Liquidity and Capital Resources

Since our inception, our operations have been primarily financed through funding from the officers and shareholders.

For the six months ended June 30, 2017, we had no cash and cash equivalents. We believe that our existing capital resources will not be sufficient to meet our projected operating requirements for at least the next 12 months and we will need to raise additional capital. Based on our operating plan, we will need additional funds to meet operational needs and capital requirements for operating the Company. We currently have no credit facility or committed sources of capital. To fund future operations, we will need to raise additional capital and our requirements will depend on many factors.

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

The accompanying condensed financial statements for the three months and six months ended June 30, 2017 have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have continuing net losses and deficiencies in working capital as of most of the balance sheet dates. These conditions raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. These circumstances caused our independent registered public accounting firm to include an explanatory paragraph in their report dated March 31, 2017 regarding their concerns about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to obtain additional financing as may be required to fund current operations. Management’s plans include selling its equity securities and obtaining debt or other financing to fund its capital requirement and on-going operations; however, there can be no assurance the Company will be successful in these efforts. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Operating Activities

Net cash flows used in operating activities for the six months ended June 30, 2017 was $6,839 which resulted primarily from our net loss of $21,974 and an increase in accrued liabilities of $15,135.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2017 was $0.

Financing Activities

Net cash flows provided by financing activities for the six months ended June 30, 2017 was $6,839 primarily due to cash received from the related party for our working capital needs.

As a result of the above activities, we experienced a net increase in cash of $0 for the six months ended June 30, 2017. Our ability to continue as a going concern is still dependent on our success in obtaining additional financing from investors or from sale of our common shares.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2017 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

LEPORA HOLDINGS, INC.

Date: August 18, 2017	/s/ John A. Leper
John Anthony Leper, President
(Principal Executive Officer)

Date: August 18, 2017	/s/ Joginderpal Kundi
Joginderpal Kundi, Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Item
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

